Form 10-K
period 1996-12-31
CITIBANK SOUTH DAKOTA N A
filed 1997-03-31
CIK 839947

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:December 31, 1996   Commission file number:  33-33861

                          Citibank (South Dakota), N.A.
                                  on behalf of
                        Standard Credit Card Trust 1990-3
           (Issuer in respect of the Standard Credit Card Trust 1990-3
              9.50% Class A Credit Card Participation Certificates
                          (the "Class A Certificates")
            and 9.85% Class B Credit Card Participation Certificates
     (the "Class B Certificates" and together with the Class A Certificates, the "Certificates"))
             (Exact name of registrant as specified in its charter)

     United States of America                            46-0358360
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

     701 East 60th Street, North
     Sioux Falls, South Dakota                             57117
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (605) 331-2626

Securities registered pursuant to Section 12(b) of the Act:

        NONE

Securities registered pursuant to Section 12(g) of the Act:

        On March 29, 1991 a Form 8-A was filed with the Securities and Exchange Commission (the "Commission") registering the Class A Certificates pursuant to
Section 12(g) of the Securities Exchange Act of 1934 (the "Act").

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes X(*).   No     .
           -----      -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 C.F.R. 230.405):

        NOT APPLICABLE.

--------
        (*) On April 28, 1989, the registrant was issued a no-action letter (the "No-Action Letter") by the Commission with respect to certain of the registrant's reporting requirements pursuant to Section 13 or 15(d) of the Act. This Form 10-K has been prepared in accordance with the terms of such No-Action Letter.

                                    PART I
                                    ------

Item 1.  Business.

         Omitted pursuant to the No-Action Letter.

Item 2.  Properties.

         Pursuant to Section 3.06 of the Pooling and Servicing Agreement (the "Pooling Agreement") dated as of March 28, 1990 relating to the Standard Credit Card Trust 1990-3 (the "Trust") among Citibank (South Dakota), N.A. ("CBSD"), Citibank (Nevada), National Association ("CBNV", CBSD and CBNV collectively, the "Banks") and Yasuda Bank and Trust Company (U.S.A.), as trustee (the "Trustee"), KPMG Peat Marwick LLP has performed certain procedures in connection with the Monthly Servicer's Certificates (the "Monthly Certificates") for the months of January 1996 through December 1996. The Monthly Certificates contain information relating to the receivables (the "Receivables") and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to Section 3.04(b) of the Pooling Agreement. The reports issued by KPMG Peat Marwick LLP in connection with the servicing activities of CBSD, as servicer (in such capacity, the "Servicer"), are attached hereto as Exhibit 99.1. The Monthly Certificate containing information relating to the Receivables and the Accounts for the Due Period ending in December 1996 is attached hereto as Exhibit 99.2. The Class A Certificateholder's Statements and Class B Certificateholder's Statements for the May 1996 and November 1996 Payment Dates which were prepared by the Servicer and delivered to Certificateholders pursuant to Section 5.02 of the Pooling Agreement and which contain information relating to the Receivables, the Accounts and the distributions to the Certificateholders are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on June 11, 1996 and November 22, 1996, respectively.

Item 3.  Legal Proceedings.

         The registrant knows of no material pending legal proceedings involving either the Trust, CBSD, CBNV or the Trustee with respect to the Trust, other than routine litigation incidental to the business of the registrant, CBSD, CBNV or the Trustee.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On October 30, 1996 the Banks mailed a solicitation statement to the Certificateholders in connection with the solicitation of consents for a proposed amendment to the Pooling Agreement. The proposed amendment provided for
(i) a reduction in the amount of the servicing fee to which the Servicer is entitled under the Pooling Agreement, (ii) a requirement that a fixed portion of the newly reduced servicing fee be paid from Interchange and (iii) a reduction of the base rate trigger applicable under the Pooling Agreement by 1.40%, from 12.85% to 11.45%. Approval of the proposed amendment required the consent of Certificateholders evidencing not less than $374,666,667 aggregate unpaid principal amount of the investor certificates issued and outstanding with respect to the Trust (the "Certificateholders' Interest"), which represents 66-2/3% of the outstanding Certificateholders' Interest. Certificateholders evidencing an aggregate Certificateholders' Interest of $445,090,000 consented to the proposed amendment. Certificateholders evidencing an aggregate Certificateholders' Interest of $2,170,000 opposed the proposed amendment and Certificateholders evidencing an aggregate Certificateholders' Interest of $23,000 abstained from voting. The Amendment to the Pooling Agreement was executed and delivered effective December 26, 1996.

                                     PART II
                                     -------

Item  5. Market for Registrant's Common Equity and Related Stockholder Matters.

         (a) To the best knowledge of the registrant, there is no established public trading market for the Certificates.

         (b) The Certificates are represented by one or more certificates registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company ("DTC").

         (c)Omitted pursuant to the No-Action Letter.

Item 6.  Selected Financial Data.

         Omitted pursuant to the No-Action Letter.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Omitted pursuant to the No-Action Letter.

Item 8.  Financial Statements and Supplementary Data.

         Omitted pursuant to the No-Action Letter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         NONE.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant.

         Omitted pursuant to the No-Action Letter.

Item 11. Executive Compensation.

         Omitted pursuant to the No-Action Letter.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         (a)The Certificates are represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Accordingly, Cede is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, bank, and other direct participants in the DTC system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The name and address of Cede is: Cede & Co., c/o The Depository Trust Company, Seven Hanover Square, New York, NY 10004.

         (b)Omitted pursuant to the No-Action Letter.

         (c)Omitted pursuant to the No-Action Letter.

Item 13. Certain Relationships and Related Transactions.

         There have not been, and there are not currently proposed, any transaction or series of transactions, to which either the registrant, CBSD, as Servicer, or the Trustee, on behalf of the Trust, is a party with any Certificateholder who owns of record or beneficially more than five percent of the Certificates.

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) 24.1 Powers of Attorney of Messrs. Williamson, Kearns, Greenfield, Johnson and Bender as Directors and/or Officers of Citibank (South Dakota), N.A. are incorporated by reference from Exhibit 25.1 of the registrant's Registration Statement on Form S-1 (File No. 33-28213). Power of Attorney of Mr. Paladino as a Director of Citibank (South Dakota), N.A. is incorporated by reference from Exhibit 25.1 of the registrant's Registration Statement on Form S-1 (File No. 33-33860).

                  99.1 Reports on the activities of CBSD, as Servicer, prepared by KPMG Peat Marwick LLP pursuant to Section 3.06 of the Pooling Agreement are attached hereto as Exhibit 99.1.

                  99.2 The Monthly Certificate containing information relating to the Receivables and the Accounts for the Due Period ending in December 1996 is attached hereto as Exhibit 99.2.

                  99.3 The Class A Certificateholder's Statements and Class B Certificateholder's Statements for the May 1996 and November 1996 Payment Dates containing information relating to the Receivables, the Accounts and the distributions to Certificateholders are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on June 11, 1996 and November 22, 1996, respectively.

         (b)      Omitted pursuant to the No-Action Letter.

         (c)      Omitted pursuant to the No-Action Letter.

         (d)      Omitted pursuant to the No-Action Letter.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CITIBANK (SOUTH DAKOTA), N.A.,
                                   as Servicer
                                   (Registrant)


                                   By: /s/ Eugene D. Rowenhorst
                                      ----------------------------
                                           Eugene D. Rowenhorst
                                           Senior Vice President

Dated:  March 28, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 28, 1997 in the capacities indicated.

                                   /s/ Thomas W. Jones
                                   ----------------------------------
                                   Thomas W. Jones
                                   President, Chief Executive Officer
                                   and a Director
                                   (Principal Executive Officer)


                                   /s/ Eugene D. Rowenhorst
                                   ----------------------------------
                                   Eugene D. Rowenhorst
                                   Chief Financial Officer and a Director
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)


                                   ----------------------------------
                                   Roberta J. Arena
                                   Director


                                                     *
                                   ----------------------------------
                                   Donald Bender
                                   Director


                                                     *
                                   ----------------------------------
                                   Russell R. Greenfield
                                   Director

                                   ----------------------------------
                                   James W. Hutchinson
                                   Director


                                                     *
                                   ----------------------------------
                                   Jerry W. Johnson
                                   Director


                                                     *
                                   ----------------------------------
                                   Charles A. Kearns
                                   Director


                                                     *
                                   ----------------------------------
                                   Joachim M. Paladino
                                   Director


                                   ----------------------------------
                                   James R. Stojak
                                   Director


                                                     *
                                   ----------------------------------
                                   Ronald F. Williamson
                                   Director


* Eugene D. Rowenhorst, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such person and previously filed with the Securities and Exchange Commission.


                                   By: /s/ Eugene D. Rowenhorst
                                      ----------------------------
                                           Eugene D. Rowenhorst
                                           Attorney-in-Fact