Form 10-K
period 1996-12-31
CITIBANK SOUTH DAKOTA N A
filed 1997-03-31
CIK 839947

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 1996  Commission file number:  33-35500

                          Citibank (South Dakota), N.A.
                                  on behalf of
                        Standard Credit Card Trust 1990-6
           (Issuer in respect of the Standard Credit Card Trust 1990-6
              9 3/8% Class A Credit Card Participation Certificates
                          (the "Class A Certificates")
            and 9 5/8% Class B Credit Card Participation Certificates
     (the "Class B Certificates" and together with the Class A Certificates, the "Certificates"))
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

        Yes  X(*).   No     .
           ------      -----

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

Item 2.  Properties.

         Pursuant to Section 3.06 of the Pooling and Servicing Agreement (the "Pooling Agreement") dated as of June 28, 1990 relating to the Standard Credit Card Trust 1990-6 (the "Trust") among Citibank (South Dakota), N.A. ("CBSD"), Citibank (Nevada), National Association ("CBNV", CBSD and CBNV collectively, the "Banks") and The Chase Manhattan Bank (formerly known as Chemical Bank), as trustee (the "Trustee"), KPMG Peat Marwick LLP has performed certain procedures in connection with the Monthly Servicer's Certificates (the "Monthly Certificates") for the months of January 1996 through December 1996. The Monthly Certificates contain information relating to the receivables (the "Receivables") and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to Section 3.04(b) of the Pooling Agreement. The reports issued by KPMG Peat Marwick LLP in connection with the servicing activities of CBSD, as servicer (in such capacity, the "Servicer"), are attached hereto as Exhibit 99.1. The Monthly Certificate containing information relating to the Receivables and the Accounts for the Due Period ending in December 1996 is attached hereto as Exhibit 99.2. The Class A Certificateholder's Statements and Class B Certificateholder's Statements for the January 1996 and July 1996 Payment Dates which were prepared by the Servicer and delivered to Certificateholders pursuant to Section 5.02 of the Pooling Agreement and which contain information relating to the Receivables, the Accounts and the distributions to the Certificateholders are attached hereto as Exhibits 99.3 and 99.4, respectively.

Item 3.  Legal Proceedings.

         The registrant knows of no material pending legal proceedings involving either the Trust, CBSD, CBNV or the Trustee with respect to the Trust, other than routine litigation incidental to the business of the registrant, CBSD, CBNV or the Trustee.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On October 30, 1996 the Banks mailed a solicitation statement to the Certificateholders in connection with the solicitation of consents for a proposed amendment to the Pooling Agreement. The proposed amendment provided for
(i) a reduction in the amount of the servicing fee to which the Servicer is entitled under the Pooling Agreement, (ii) a requirement that a fixed portion of the newly reduced servicing fee be paid from Interchange and (iii) a reduction of the base rate trigger applicable under the Pooling Agreement by 0.70%, from 11.825% to 11.125%. Approval of the proposed amendment required the consent of Certificateholders evidencing not less than $936,666,667 aggregate unpaid principal amount of the investor certificates issued and outstanding with respect to the Trust (the "Certificateholders' Interest"), representing 66-2/3% of the outstanding

Certificateholders' Interest. Certificateholders evidencing an aggregate Certificateholders' Interest of $985,850,417 consented to the proposed amendment. Certificateholders evidencing an aggregate Certificateholders' Interest of $10,673,000 opposed the proposed amendment and Certificateholders evidencing an aggregate Certificateholders' Interest of $28,140,000 abstained from voting. The Amendment to the Pooling Agreement was executed and delivered effective December 26, 1996.

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

         Cede & Co.
         c/o The Depository Trust Company
         Seven Hanover Square
         New York, NY  10004

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

                  99.3 The Class A Certificateholder's Statement and the Class B Certificateholder's Statement for the January 1996 Payment Date containing information relating to the Receivables, the Accounts and the distributions to Certificateholders are attached hereto as Exhibit 99.3.

                  99.4 The Class A Certificateholder's Statement and the Class B Certificateholder's Statement for the July 1996 Payment Date containing information relating to the Receivables, the Accounts and the distributions to Certificateholders are attached hereto as Exhibit 99.4.

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