Form 10-K
period 1996-12-31
CITIBANK SOUTH DAKOTA N A
filed 1997-03-31
CIK 839947

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 1996  Commission file number:  33-55268

                   Citibank (South Dakota), N.A. on behalf of
                        CHOICE Credit Card Master Trust I
          (Issuer in respect of the CHOICE Credit Card Master Trust I,
   Floating Rate Class A Credit Card Participation Certificates, Series 1992-2
     and 7.20% Class B Credit Card Participation Certificates, Series 1992-2
                       (collectively, the "Certificates"))
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

      On December 18, 1992, a Form 8-A was filed with the Securities and Exchange Commission (the "Commission") registering the Certificates pursuant to
Section 12(g) of the Securities Exchange Act of 1934 (the "Act").

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X(*).   No    .
               ----      ----

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 C.F.R. 230.405):

         NOT APPLICABLE.

----------
* On April 28, 1989, Citibank (South Dakota), N.A. ("CBSD"), successor to Citibank (Maryland), National Association, the registrant and the servicer of the above referenced trust, was issued a no-action letter (the "No- Action Letter") by the Commission with respect to certain of CBSD's reporting requirements pursuant to Section 13 or Section 15(d) of the Act. This Form 10-K has been prepared in accordance with the terms of such No- Action Letter.

                                     PART I
                                     ------

Item 1. Business.

        Omitted pursuant to the No-Action Letter.

Item 2. Properties.

        Pursuant to Section 3.06 of the Pooling and Servicing Agreement (the "Pooling Agreement") dated as of December 15, 1992 relating to the CHOICE Credit Card Master Trust I (the "Trust") among Citibank (South Dakota), N.A. (the "Bank"), as successor to Citibank (Maryland), National Association, as Seller, the Bank, as Servicer, and Norwest Bank Minnesota, National Association, as trustee (the "Trustee"), KPMG Peat Marwick LLP has performed certain procedures in connection with the Monthly Servicer's Certificates (the "Monthly Certificates") for the months of January 1996 through December 1996. The Monthly Certificates contain information relating to the receivables (the "Receivables") and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to Section 3.04(b) of the Pooling Agreement. The reports issued by KPMG Peat Marwick LLP in connection with the servicing activities of CBSD, as servicer (in such capacity, the "Servicer"), are attached hereto as Exhibit 99.1. The Monthly Certificate containing information relating to the Receivables and the Accounts for the Due Period ending in December 1996 is attached hereto as Exhibit 99.2. The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 1996, April 1996, July 1996 and October 1996 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on November 6, 1996, June 11, 1996, September 12, 1996 and November 22, 1996, respectively.

Item 3. Legal Proceedings.

        The registrant knows of no material pending legal proceedings involving either the Trust, CBSD or the Trustee with respect to the Trust, other than routine litigation incidental to the business of the registrant or the Trustee.

Item 4. Submission of Matters to a Vote of Security Holders.

        NONE.

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        (a) To the best knowledge of the registrant, there is no established public trading market for the Certificates.

        (b) Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company ("DTC").

        (c) Omitted pursuant to the No-Action Letter.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        NONE.

                                    PART III
                                    --------

Item 10.Directors and Executive Officers of the Registrant.

        Omitted pursuant to the No-Action Letter.

Item 11.Executive Compensation.

        Omitted pursuant to the No-Action Letter.

Item 12.Security Ownership of Certain Beneficial Owners and Management.

        (a) Each class of Certificates is represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Accordingly, Cede is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, bank, and other direct participants in the DTC system.

Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The name and address of Cede is:

        Cede & Co.
        c/o The Depository Trust Company
        Seven Hanover Square
        New York, NY  10004

        (b) Omitted pursuant to the No-Action Letter.

        (c) Omitted pursuant to the No-Action Letter.

Item 13.Certain Relationships and Related Transactions.

        There have not been, and there are not currently proposed, any transaction or series of transactions, to which either the registrant, the Bank, as Servicer, or the Trustee, on behalf of the Trust, is a party with any Certificateholder who owns of record or beneficially more than five percent of the Certificates.

                                     PART IV
                                     -------

Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

             99.3 The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 1996, April 1996, July 1996 and October 1996 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on November 6, 1996, June 11, 1996, September 12, 1996 and November 22, 1996, respectively.

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