Form 10-K
period 1996-12-31
CITIBANK SOUTH DAKOTA N A
filed 1997-03-31
CIK 839947

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Fiscal Year ended:December 31, 1996   Commission file numbers:33-38312,
                                           33-41054, 33-41055, 33-42235,
                                           33-43575, 33-43576, 33-47657,
                                           33-48148, 33-52152, 33-62180,
                                           33-77802, 33-84834, 33-97664 and
                                           33-99328

                          Citibank (South Dakota), N.A.
                                  on behalf of
                       Citibank Credit Card Master Trust I
          (Issuer in respect of the Citibank Credit Card Master Trust I
      8 7/8% Class A Credit Card Participation Certificates, Series 1991-3
      9 1/4% Class B Credit Card Participation Certificates, Series 1991-3 7.875% Class A Credit Card Participation Certificates, Series 1991-6 8.350% Class B Credit Card Participation Certificates, Series 1991-6
      6 1/4% Class B Credit Card Participation Certificates, Series 1992-1 Floating Rate Class A Credit Card Participation Certificates, Series 1992-3 Floating Rate Class B Credit Card Participation Certificates, Series 1992-3
      5 1/2% Class B Credit Card Participation Certificates, Series 1993-1
       5.95% Class A Credit Card Participation Certificates, Series 1993-2 6.15% Class B Credit Card Participation Certificates, Series 1993-2 5.50% Class A Credit Card Participation Certificates, Series 1993-3 5.70% Class B Credit Card Participation Certificates, Series 1993-3 7.25% Class A Credit Card Participation Certificates, Series 1994-2 7.50% Class B Credit Card Participation Certificates, Series 1994-2 6.80% Class A Credit Card Participation Certificates, Series 1994-3 7.00% Class B Credit Card Participation Certificates, Series 1994-3 8.25% Class A Credit Card Participation Certificates, Series 1994-4 8.25% Class A Credit Card Participation Certificates, Series 1995-1 8.45% Class B Credit Card Participation Certificates, Series 1995-1 7.85% Class A Credit Card Participation Certificates, Series 1995-3
   Floating Rate Class A Credit Card Participation Certificates, Series 1995-4
       7.65% Class B Credit Card Participation Certificates, Series 1995-4 Floating Rate Class A Credit Card Participation Certificates, Series 1995-5
       6.75% Class A Credit Card Participation Certificates, Series 1995-6 6.90% Class B Credit Card Participation Certificates, Series 1995-6 6.70% Class A Credit Card Participation Certificates, Series 1995-8 6.85% Class B Credit Card Participation Certificates, Series 1995-8 6.55% Class A Credit Card Participation Certificates, Series 1995-9 6.65% Class B Credit Card Participation Certificates, Series 1995-9
      5.90% Class A Credit Card Participation Certificates, Series 1995-10 6.05% Class B Credit Card Participation Certificates, Series 1995-10
  Floating Rate Class A Credit Card Participation Certificates, Series 1995-11
    Zero Coupon Class A Credit Card Participation Certificates, Series 1996-1 Zero Coupon Class B Credit Card Participation Certificates, Series 1996-1
   Floating Rate Class A Credit Card Participation Certificates, Series 1996-5 Floating Rate Class B Credit Card Participation Certificates, Series 1996-5 Floating Rate Class A Credit Card Participation Certificates, Series 1996-6 Floating Rate Class B Credit Card Participation Certificates, Series 1996-6
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

                                                       [cover page 1 of 2 pages]

Registrant's telephone number, including area code:  (605) 331-2626

Securities registered pursuant to Section 12(b) of the Act:

        NONE

Securities registered pursuant to Section 12(g) of the Act:

      Forms 8-A were filed with the Securities and Exchange Commission (the "Commission") registering each Series of the Certificates pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Act").

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

                                                       [cover page 2 of 2 pages]

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

Item 2. Properties.

        Pursuant to Section 3.06 of the Pooling and Servicing Agreement (the "Pooling Agreement") dated as of May 29, 1991 relating to the Citibank Credit Card Master Trust I, formerly known as Standard Credit Card Master Trust I (the "Trust") among Citibank (South Dakota), N.A. ("CBSD"), Citibank (Nevada), National Association ("CBNV", CBSD and CBNV collectively, the "Banks") and Yasuda Bank and Trust Company (U.S.A.), as trustee (the "Trustee"), KPMG Peat Marwick LLP has performed certain procedures in connection with the Monthly Servicer's Certificates (the "Monthly Certificates") for the months of January 1996 through December 1996. The Monthly Certificates contain information relating to the receivables (the "Receivables") and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to Section 3.04(b) of the Pooling Agreement. The reports issued by KPMG Peat Marwick LLP in connection with the servicing activities of CBSD, as servicer (in such capacity, the "Servicer"), are attached hereto as Exhibit 99.1. The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 1996 through December 1996 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on November 6, 1996, November 1, 1996, October 30, 1996, June 11, 1996, July 15, 1996, August 13,
1996, September 12, 1996, October 15, 1996, October 28, 1996, November 22, 1996,
December 27, 1996 and January 29, 1997, respectively. In addition, the registrant's Current Report on Form 8-K filed with the Commission on January 17, 1997 containing certain financial information as of December 31, 1996 with regard to the Trust, the Receivables and the Accounts is incorporated by reference.

Item 3. Legal Proceedings.

        The registrant knows of no material pending legal proceedings involving the Trust, CBSD, CBNV or the Trustee (in its capacity as such), other than routine litigation incidental to the business of the Trust, CBSD, CBNV or the Trustee (in its capacity as such).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        (a) Each class of Certificates is represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the Pooling Agreement. Accordingly, Cede is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, bank, and other direct participants in the DTC system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, Seven Hanover Square, New York, NY 10004.

        (b) Omitted pursuant to the No-Action Letter.

        (c) Omitted pursuant to the No-Action Letter.

Item 13. Certain Relationships and Related Transactions.

        There have not been, and there are not currently proposed, any transaction or series of transactions, to which either the Trust, CBSD, as a seller or servicer, CBNV, as a seller, or the Trustee, on behalf of the Trust, is a party with any Certificateholder who owns of record or beneficially more than five percent of the Certificates.

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

                99.2 The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 1996 through December 1996 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on November 6, 1996, November 1, 1996, October 30, 1996, June 11, 1996, July 15, 1996, August 13, 1996, September
                12, 1996, October 15, 1996, October 28, 1996, November 22, 1996,
                December 27, 1996 and January 29, 1997, respectively.

                99.3 The registrant's Current Report on Form 8-K filed with the Commission on January 17, 1997 containing certain financial information as of December 31, 1996 with regard to the Trust, the Receivables and the Accounts is incorporated by reference.

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