Form 10-K
period 1997-12-31
CITIBANK SOUTH DAKOTA N A
filed 1998-03-30
CIK 839947

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the transition  period from  ___________ to ____________


                        Commission file number: 33-55268


                          Citibank (South Dakota), N.A.
                                  on behalf of
                        CHOICE Credit Card Master Trust I
          (Issuer in respect of the CHOICE Credit Card Master Trust I,
   Floating Rate Class A Credit Card Participation Certificates, Series 1992-2
     and 7.20% Class B Credit Card Participation Certificates, Series 1992-2
                       (collectively, the "Certificates"))
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


     United States of America                           46-0358360
     ------------------------                           ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

     701 East 60th Street, North
     Sioux Falls, South Dakota                             57117
     -------------------------                             -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (605) 331-2626

Securities registered pursuant to Section 12(b) of the Act:

         NONE

Securities registered pursuant to Section 12(g) of the Act:

         On December 18, 1992, a Form 8-A was filed with the Securities and Exchange Commission (the "Commission") registering the Certificates pursuant to
Section 12(g) of the Securities Exchange Act of 1934 (the "Act").
                                                       [cover page 1 of 2 pages]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X * .   No      .
              ----        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 C.F.R. 230.405):

         NOT APPLICABLE.
                                                       [cover page 2 of 2 pages]

-------------
* On April 28, 1989, Citibank (South Dakota), N.A. ("CBSD"), successor to Citibank (Maryland), National Association, the registrant and the servicer of the above referenced trust, was issued a no-action letter (the "No-Action Letter") by the Commission with respect to certain of CBSD's reporting requirements pursuant to Section 13 or Section 15(d) of the Act. This Form 10-K has been prepared in accordance with the terms of such No-Action Letter.

                                     PART I
                                     ------

Item 1.      Business.

             Omitted pursuant to the No-Action Letter.

Item 2.      Properties.

             Pursuant to Section 3.06 of the Pooling and Servicing Agreement (the "Pooling Agreement") dated as of December 15, 1992 relating to the CHOICE Credit Card Master Trust I (the "Trust") among Citibank (South Dakota), N.A. (the "Bank"), as successor to Citibank (Maryland), National Association, as Seller, the Bank, as Servicer, and Norwest Bank Minnesota, National Association, as trustee (the "Trustee"), KPMG Peat Marwick LLP has performed certain procedures in connection with the Monthly Servicer's Certificates (the "Monthly Certificates") for the months of January 1997 through December 1997. The Monthly Certificates contain information relating to the receivables (the "Receivables") and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to Section 3.04(b) of the Pooling Agreement. The reports issued by KPMG Peat Marwick LLP in connection with the servicing activities of CBSD, as servicer (in such capacity, the "Servicer"), are attached hereto as Exhibit 99.1. The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 1997, April 1997, July 1997, October 1997 and December 1997 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 24, 1997, May 23, 1997, August 22, 1997, March 10, 1998 and January 27, 1998, respectively.

Item 3.      Legal Proceedings.

             The registrant knows of no material pending legal proceedings involving either the Trust, CBSD or the Trustee (in its capacity as such), other than routine litigation incidental to the business of the registrant or the Trustee (in its capacity as such).

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) Each class of Certificates is represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances. Accordingly, Cede is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system.

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

                    99.2 The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 1997, April 1997, July 1997, October 1997 and December 1997 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 24, 1997, May 23, 1997, August 22, 1997, March 10, 1998 and January 27, 1998, respectively.

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

                                  CITIBANK (SOUTH DAKOTA), N.A.,
                                  as Servicer
                                  (Registrant)


                                  By: /s/ Eugene D. Rowenhorst
                                      ------------------------
                                          Eugene D. Rowenhorst
                                          Senior Vice President


Dated:  March 30, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 30, 1998 in the capacities indicated.


                               /s/ Thomas W. Jones
                               ------------------------
                               Thomas W. Jones
                               President, Chief Executive Officer and a Director (Principal Executive Officer)


                               /s/ Eugene D. Rowenhorst
                               ------------------------
                               Eugene D. Rowenhorst
                               Chief Financial Officer and a Director
                               (Principal Financial Officer and
                               Principal Accounting Officer)


                               ------------------------
                               Roberta J. Arena
                               Director


                                          *
                               ------------------------
                               Donald Bender
                               Director


                                          *
                               ------------------------
                               Russell R. Greenfield
                               Director


                               ------------------------
                               James W. Hutchinson
                               Director

                                          *
                               ------------------------
                               Jerry W. Johnson
                               Director


                                          *
                               ------------------------
                               Joachim M. Paladino
                               Director


                               ------------------------
                               James R. Stojak
                               Director


* Eugene D. Rowenhorst, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such person and previously filed with the Securities and Exchange Commission.


                                       By: /s/ Eugene D. Rowenhorst
                                           ------------------------
                                               Eugene D. Rowenhorst
                                               Attorney-in-Fact