Form 10-K
period 1997-12-31
CITIBANK SOUTH DAKOTA N A
filed 1998-03-30
CIK 839947

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

For the transition period from ___________  to ______________


                        Commission file numbers: 33-41055
                                                 33-43576
                                                 33-62180
                                                 33-77802
                                                 33-84834
                                                 33-97664
                                                 33-99328
                                                 333-38803

                          Citibank (South Dakota), N.A.
                                  on behalf of
                       Citibank Credit Card Master Trust I
          (Issuer in respect of the Citibank Credit Card Master Trust I
      8 7/8% Class A Credit Card Participation Certificates, Series 1991-3
      9 1/4% Class B Credit Card Participation Certificates, Series 1991-3 7.875% Class A Credit Card Participation Certificates, Series 1991-6 8.350% Class B Credit Card Participation Certificates, Series 1991-6
       5.95% Class A Credit Card Participation Certificates, Series 1993-2
       6.15% Class B Credit Card Participation Certificates, Series 1993-2
       5.50% Class A Credit Card Participation Certificates, Series 1993-3
       5.70% Class B Credit Card Participation Certificates, Series 1993-3
       7.25% Class A Credit Card Participation Certificates, Series 1994-2
       7.50% Class B Credit Card Participation Certificates, Series 1994-2
       6.80% Class A Credit Card Participation Certificates, Series 1994-3
       7.00% Class B Credit Card Participation Certificates, Series 1994-3
       8.25% Class A Credit Card Participation Certificates, Series 1994-4
       8.25% Class A Credit Card Participation Certificates, Series 1995-1
       8.45% Class B Credit Card Participation Certificates, Series 1995-1
       7.85% Class A Credit Card Participation Certificates, Series 1995-3 Floating Rate Class A Credit Card Participation Certificates, Series 1995-4
       7.65% Class B Credit Card Participation Certificates, Series 1995-4 Floating Rate Class A Credit Card Participation Certificates, Series 1995-
       6.75% Class A Credit Card Participation Certificates, Series 1995-6
       6.90% Class B Credit Card Participation Certificates, Series 1995-6
       6.70% Class A Credit Card Participation Certificates, Series 1995-8
       6.85% Class B Credit Card Participation Certificates, Series 1995-8
       6.55% Class A Credit Card Participation Certificates, Series 1995-9
       6.65% Class B Credit Card Participation Certificates, Series 1995-9
      5.90% Class A Credit Card Participation Certificates, Series 1995-10
      6.05% Class B Credit Card Participation Certificates, Series 1995-10 Floating Rate Class A Credit Card Participation Certificates, Series 1995-11
    Zero Coupon Class A Credit Card Participation Certificates, Series 1996-1 Zero Coupon Class B Credit Card Participation Certificates, Series 1996-1
   Floating Rate Class A Credit Card Participation Certificates, Series 1996-5
                                                       [cover page 1 of 2 pages]

   Floating Rate Class B Credit Card Participation Certificates, Series 1996-5 Floating Rate Class A Credit Card Participation Certificates, Series 1996-6 Floating Rate Class B Credit Card Participation Certificates, Series 1996-6
       6.55% Class A Credit Card Participation Certificates, Series 1997-2 6.70% Class B Credit Card Participation Certificates, Series 1997-2
      6.839% Class A Credit Card Participation Certificates, Series 1997-3 6.989% Class B Credit Card Participation Certificates, Series 1997-3
   Floating Rate Class A Credit Card Participation Certificates, Series 1997-4 Floating Rate Class B Credit Card Participation Certificates, Series 1997-4
    Zero Coupon Class A Credit Card Participation Certificates, Series 1997-6 Zero Coupon Class B Credit Card Participation Certificates, Series 1997-6
       6.35% Class A Credit Card Participation Certificates, Series 1997-7 6.45% Class B Credit Card Participation Certificates, Series 1997-7
   Floating Rate Class A Credit Card Participation Certificates, Series 1997-8 Floating Rate Class A Credit Card Participation Certificates, Series 1997-10 Floating Rate Class B Credit Card Participation Certificates, Series 1997-10
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

         Yes   X  .*   No      .
             -----        -----

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

         NOT APPLICABLE.
                                                       [cover page 2 of 2 pages]

-----------------

     *On April 28,  1989,  the  registrant  was issued a  no-action  letter (the
"No-Action Letter") by the Commission with respect to certain of the registrant's reporting requirements pursuant to Section 13 or 15(d) of the Act. This Form 10-K has been prepared in accordance with the terms of such No-Action Letter.

                                     PART I
                                     ------

Item 1. Business.

      Omitted pursuant to the No-Action Letter.

Item 2. Properties.

      Pursuant to Section 3.06 of the Pooling and Servicing Agreement (the "Pooling Agreement") dated as of May 29, 1991 relating to the Citibank Credit Card Master Trust I, formerly known as Standard Credit Card Master Trust I (the "Trust") among Citibank (South Dakota), N.A. ("CBSD"), Citibank (Nevada), National Association ("CBNV", CBSD and CBNV collectively, the "Banks") and Bankers Trust Company (as successor to Yasuda Bank and Trust Company (U.S.A.)), as trustee (the "Trustee"), KPMG Peat Marwick LLP has performed certain procedures in connection with the Monthly Servicer's Certificates (the "Monthly Certificates") for the months of January 1997 through December 1997. The Monthly Certificates contain information relating to the receivables (the "Receivables") and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to Section 3.04(b) of the Pooling Agreement. The reports issued by KPMG Peat Marwick LLP in connection with the servicing activities of CBSD, as servicer (in such capacity, the "Servicer"), are attached hereto as Exhibit 99.1. The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 1997 through December 1997 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 24, 1997, March 25, 1997, April 22, 1997, May 23, 1997, June 19, 1997, July 28, 1997, August 22, 1997, September 30, 1997, October 28,
1997, December 1, 1997, December 23, 1997 and January 27, 1998, respectively. In addition, the registrant's Current Report on Form 8-K filed with the Commission on January 21, 1998 containing certain financial information as of December 31, 1997 with regard to the Trust, the Receivables and the Accounts is incorporated by reference.

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

          99.2 The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 1997 through December 1997 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 24, 1997, March 25, 1997, April 22, 1997, May 23, 1997, June
          19, 1997, July 28, 1997, August 22, 1997,  September 30, 1997, October
          28,  1997,  December 1, 1997,  December 23, 1997 and January 27, 1998,
          respectively.

          99.3 The registrant's Current Report on Form 8-K filed with the Commission on January 21, 1998 containing certain financial information as of December 31, 1997 with regard to the Trust, the Receivables and the Accounts is incorporated by reference.


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