Form 10-K
period 1998-12-31
CITIBANK SOUTH DAKOTA N A
filed 1999-03-26
CIK 839947

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1998

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to ______________


Commission file numbers: 33-41055, 33-43576, 33-62180, 33-77802, 33-84834,
                         33-97664, 33-99328, 333-38803


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

                                                       [cover page 1 of 2 pages]

       6.35% Class A Credit Card Participation Certificates, Series 1997-7 6.45% Class B Credit Card Participation Certificates, Series 1997-7
   Floating Rate Class A Credit Card Participation Certificates, Series 1997-8 Floating Rate Class A Credit Card Participation Certificates, Series 1997-10 Floating Rate Class B Credit Card Participation Certificates, Series 1997-10
     5.750% Class A Credit Card Participation Certificates, Series 1998-1 5.875% Class B Credit Card Participation Certificates, Series 1998-1
      6.05% Class A Credit Card Participation Certificates, Series 1998-2 6.20% Class B Credit Card Participation Certificates, Series 1998-2 5.80% Class A Credit Card Participation Certificates, Series 1998-3 5.95% Class B Credit Card Participation Certificates, Series 1998-3 5.85% Class A Credit Card Participation Certificates, Series 1998-6 6.00% Class B Credit Card Participation Certificates, Series 1998-6
  Floating Rate Class A Credit Card Participation Certificates, Series 1998-7 Floating Rate Class B Credit Card Participation Certificates, Series 1998-7
       5.30% Class A Credit Card Participation Certificates, Series 1998-9
      5.55% Class B Credit Card Participation Certificates, Series 1998-9
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

Item 2. Properties.

     Pursuant to Section 3.06 of the Pooling and Servicing Agreement (the "Pooling Agreement") dated as of May 29, 1991 relating to the Citibank Credit Card Master Trust I, formerly known as Standard Credit Card Master Trust I (the "Trust") among Citibank (South Dakota), N.A. ("CBSD"), Citibank (Nevada), National Association ("CBNV", CBSD and CBNV collectively, the "Banks") and Bankers Trust Company (as successor to Yasuda Bank and Trust Company (U.S.A.)), as trustee (the "Trustee"), KPMG LLP has performed certain procedures in connection with the Monthly Servicer's Certificates (the "Monthly Certificates") for the months of January 1998 through December 1998. The Monthly Certificates contain information relating to the receivables (the "Receivables") and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to Section 3.04(b) of the Pooling Agreement. The reports issued by KPMG LLP in connection with the servicing activities of CBSD, as servicer (in such capacity, the "Servicer"), are attached hereto as Exhibit 99.1. The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 1998 through December 1998 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on March 9, 1998, March 26, 1998, April 10, 1998, May 18, 1998, June 12, 1998, July 17,
1998, August 24, 1998,  September 16, 1998, October 14, 1998, November 17, 1998,
December 17, 1998 and January 15, 1999, respectively. In addition, the registrant's Current Report on Form 8-K filed with the Commission on January 25, 1999 containing certain financial information as of December 31, 1998 with regard to the Trust, the Receivables and the Accounts is incorporated by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) Each class of Certificates is represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the Pooling Agreement. Accordingly, Cede is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, NY 10041.

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

     99.1 Reports on the activities of CBSD, as Servicer, prepared by KPMG LLP pursuant to Section 3.06 of the Pooling Agreement are attached hereto as Exhibit 99.1.

     99.2 The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 1998 through December 1998 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on March 9, 1998, March 26, 1998, April 10, 1998, May 18, 1998, June 12,
          1998, July 17, 1998, August 24, 1998,  September 16, 1998, October 14,
          1998,  November  17,  1998,  December  17, 1998 and January 15,  1999,
          respectively.

     99.3 The registrant's Current Report on Form 8-K filed with the Commission on January 25, 1999 containing certain financial information as of December 31, 1998 with regard to the Trust, the Receivables and the Accounts is incorporated by reference.


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

                                  CITIBANK (SOUTH DAKOTA), N.A.,
                                  as Servicer
                                  (Registrant)


                                  By: /s/ Eugene D. Rowenhorst
                                      ------------------------
                                          Eugene D. Rowenhorst
                                          Senior Vice President


Dated:  March 26, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 26, 1999 in the capacities indicated.


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