Form 10-K
period 1999-12-31
CITIBANK SOUTH DAKOTA N A
filed 2000-03-28
CIK 839947

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

          For the fiscal year ended December 31, 1999

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to ______________


Commission file numbers: 33-41055, 33-43576, 33-62180, 33-77802, 33-84834,
                         33-97664, 33-99328, 333-38803


                          Citibank (South Dakota), N.A.
                                  on behalf of
                       Citibank Credit Card Master Trust I
          (Issuer in respect of the Citibank Credit Card Master Trust I
      8.350% Class B Credit Card Participation Certificates, Series 1991-6
       5.95% Class A Credit Card Participation Certificates, Series 1993-2
       6.15% Class B Credit Card Participation Certificates, Series 1993-2 5.50% Class A Credit Card Participation Certificates, Series 1993-3 5.70% Class B Credit Card Participation Certificates, Series 1993-3 7.25% Class A Credit Card Participation Certificates, Series 1994-2 7.50% Class B Credit Card Participation Certificates, Series 1994-2 6.80% Class A Credit Card Participation Certificates, Series 1994-3 7.00% Class B Credit Card Participation Certificates, Series 1994-3 8.25% Class A Credit Card Participation Certificates, Series 1994-4 8.25% Class A Credit Card Participation Certificates, Series 1995-1 8.45% Class B Credit Card Participation Certificates, Series 1995-1 7.85% Class A Credit Card Participation Certificates, Series 1995-3 6.55% Class A Credit Card Participation Certificates, Series 1995-9 6.65% Class B Credit Card Participation Certificates, Series 1995-9
      5.90% Class A Credit Card Participation Certificates, Series 1995-10 6.05% Class B Credit Card Participation Certificates, Series 1995-10
    Zero Coupon Class A Credit Card Participation Certificates, Series 1996-1 Zero Coupon Class B Credit Card Participation Certificates, Series 1996-1
   Floating Rate Class A Credit Card Participation Certificates, Series 1996-5 Floating Rate Class B Credit Card Participation Certificates, Series 1996-5 Floating Rate Class A Credit Card Participation Certificates, Series 1996-6 Floating Rate Class B Credit Card Participation Certificates, Series 1996-6
       6.55% Class A Credit Card Participation Certificates, Series 1997-2 6.70% Class B Credit Card Participation Certificates, Series 1997-2
      6.839% Class A Credit Card Participation Certificates, Series 1997-3 6.989% Class B Credit Card Participation Certificates, Series 1997-3
   Floating Rate Class A Credit Card Participation Certificates, Series 1997-4 Floating Rate Class B Credit Card Participation Certificates, Series 1997-4
    Zero Coupon Class A Credit Card Participation Certificates, Series 1997-6 Zero Coupon Class B Credit Card Participation Certificates, Series 1997-6

                                                       [cover page 1 of 2 pages]

       6.35% Class A Credit Card Participation Certificates, Series 1997-7 6.45% Class B Credit Card Participation Certificates, Series 1997-7
   Floating Rate Class A Credit Card Participation Certificates, Series 1997-8 Floating Rate Class A Credit Card Participation Certificates, Series 1997-10 Floating Rate Class B Credit Card Participation Certificates, Series 1997-10
     5.750% Class A Credit Card Participation Certificates, Series 1998-1 5.875% Class B Credit Card Participation Certificates, Series 1998-1
      6.05% Class A Credit Card Participation Certificates, Series 1998-2 6.20% Class B Credit Card Participation Certificates, Series 1998-2 5.80% Class A Credit Card Participation Certificates, Series 1998-3 5.95% Class B Credit Card Participation Certificates, Series 1998-3 5.85% Class A Credit Card Participation Certificates, Series 1998-6 6.00% Class B Credit Card Participation Certificates, Series 1998-6
  Floating Rate Class A Credit Card Participation Certificates, Series 1998-7 Floating Rate Class B Credit Card Participation Certificates, Series 1998-7
       5.30% Class A Credit Card Participation Certificates, Series 1998-9
      5.55% Class B Credit Card Participation Certificates, Series 1998-9
       5.50% Class A Credit Card Participation Certificates, Series 1999-1
       5.75% Class B Credit Card Participation Certificates, Series 1999-1 5.875% Class A Credit Card Participation Certificates, Series 1999-2 6.150% Class B Credit Card Participation Certificates, Series 1999-2
   Floating Rate Class A Credit Card Participation Certificates, Series 1999-3 Floating Rate Class B Credit Card Participation Certificates, Series 1999-3
       6.10% Class A Credit Card Participation Certificates, Series 1999-5 6.30% Class B Credit Card Participation Certificates, Series 1999-5 6.65% Class A Credit Card Participation Certificates, Series 1999-7 6.90% Class B Credit Card Participation Certificates, Series 1999-7
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

Item 2. Properties.

      Pursuant to Section 3.06 of the Pooling and Servicing Agreement (the "Pooling Agreement") dated as of May 29, 1991 relating to the Citibank Credit Card Master Trust I (the "Trust") among Citibank (South Dakota), N.A. ("CBSD"), Citibank (Nevada), National Association ("CBNV", CBSD and CBNV collectively, the "Banks") and Bankers Trust Company, as trustee (the "Trustee"), KPMG LLP has performed certain procedures in connection with the Monthly Servicer's Certificates (the "Monthly Certificates") for the months of January 1999 through December 1999. The Monthly Certificates contain information relating to the receivables (the "Receivables") and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to Section 3.04(b) of the Pooling Agreement. The reports issued by KPMG LLP in connection with the servicing activities of CBSD, as servicer (in such capacity, the "Servicer"), are attached hereto as Exhibit 99.1. The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 1999 through December 1999 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 9, 1999, March 10, 1999, April 19, 1999, May 20, 1999, June 14, 1999, July 19, 1999, August 19, 1999, September 16, 1999,
October 20, 1999, November 26, 1999, December 10, 1999 and January 13, 2000, respectively. In addition, the registrant's Current Report on Form 8-K filed with the Commission on January 27, 2000 containing certain financial information as of December 31, 1999 with regard to the Trust, the Receivables and the Accounts is incorporated by reference.

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

                                     PART IV
                                     -------


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)  24.1  Power of Attorney of Mr.  Paladino as a Director of Citibank  (South
            Dakota), N.A. is incorporated by reference from Exhibit 25.1 of the registrant's Registration Statement on Form S-1 (File No. 33-33860). Powers of Attorney of Messrs. Greenfield, Johnson and Bender as Directors of Citibank (South Dakota), N.A. are incorporated by reference from Exhibit 25.1 of the registrant's Registration Statement on Form S-1 (File No. 33-28213).

      99.1 Reports on the activities of CBSD, as Servicer, prepared by KPMG LLP pursuant to Section 3.06 of the Pooling Agreement are attached hereto as Exhibit 99.1.

      99.2 The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 1999 through December 1999 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 9, 1999, March 10, 1999, April 19, 1999, May 20, 1999,
            June 14, 1999, July 19, 1999,  August 19, 1999,  September 16, 1999,
            October 20, 1999, November 26, 1999, December 10, 1999 and January 13, 2000, respectively.

      99.3 The registrant's Current Report on Form 8-K filed with the Commission on January 27, 2000 containing certain financial information as of December 31, 1999 with regard to the Trust, the Receivables and the Accounts is incorporated by reference.


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

                                  CITIBANK (SOUTH DAKOTA), N.A.,
                                  as Servicer
                                  (Registrant)


                                  By: /s/ Eugene D. Rowenhorst
                                      ------------------------
                                          Eugene D. Rowenhorst
                                          Senior Vice President


Dated:  March 28, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 28, 2000 in the capacities indicated.


                               /s/ Kendall E. Stork
                               ------------------------
                               Kendall E. Stork
                               President, Chief Executive Officer and a Director (Principal Executive Officer)


                               /s/ Eugene D. Rowenhorst
                               ------------------------
                               Eugene D. Rowenhorst
                               Chief Financial Officer and a Director
                               (Principal Financial Officer and
                               Principal Accounting Officer)


                               ------------------------
                               James R. Stojak
                               Director


                                          *
                               ------------------------
                               Joachim M. Paladino
                               Director


                                          *
                               ------------------------
                               Russell R. Greenfield
                               Director

                                          *
                               ------------------------
                               Jerry W. Johnson
                               Director


                                          *
                               ------------------------
                               Donald Bender
                               Director


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