Form 10-K
period 2000-12-31
CITIBANK SOUTH DAKOTA N A; CITIBANK NEVADA NATIONAL ASSOCIATION; CITIBANK CREDIT CARD MASTER TRUST I
filed 2001-03-30
CIK 839947, 839948, 921864

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

          For the fiscal year ended December 31, 2000

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to ______________


Commission file numbers: 33-41055, 33-43576, 33-62180, 33-77802, 33-84834,
                         33-97664, 33-99328, 333-38803, 333-80743 and 333-52984


                          Citibank (South Dakota), N.A.
                                  on behalf of
                       Citibank Credit Card Master Trust I
          (Issuer in respect of the Citibank Credit Card Master Trust I
       5.95% Class A Credit Card Participation Certificates, Series 1993-2
       6.15% Class B Credit Card Participation Certificates, Series 1993-2 7.25% Class A Credit Card Participation Certificates, Series 1994-2 7.50% Class B Credit Card Participation Certificates, Series 1994-2 8.25% Class A Credit Card Participation Certificates, Series 1994-4 8.25% Class A Credit Card Participation Certificates, Series 1995-1 8.45% Class B Credit Card Participation Certificates, Series 1995-1 7.85% Class A Credit Card Participation Certificates, Series 1995-3 6.55% Class A Credit Card Participation Certificates, Series 1995-9 6.65% Class B Credit Card Participation Certificates, Series 1995-9
    Zero Coupon Class A Credit Card Participation Certificates, Series 1996-1 Zero Coupon Class B Credit Card Participation Certificates, Series 1996-1
   Floating Rate Class A Credit Card Participation Certificates, Series 1996-5 Floating Rate Class B Credit Card Participation Certificates, Series 1996-5 Floating Rate Class A Credit Card Participation Certificates, Series 1996-6 Floating Rate Class B Credit Card Participation Certificates, Series 1996-6
       6.55% Class A Credit Card Participation Certificates, Series 1997-2 6.70% Class B Credit Card Participation Certificates, Series 1997-2
      6.839% Class A Credit Card Participation Certificates, Series 1997-3 6.989% Class B Credit Card Participation Certificates, Series 1997-3
   Floating Rate Class A Credit Card Participation Certificates, Series 1997-4 Floating Rate Class B Credit Card Participation Certificates, Series 1997-4
    Zero Coupon Class A Credit Card Participation Certificates, Series 1997-6 Zero Coupon Class B Credit Card Participation Certificates, Series 1997-6

                                                       [cover page 1 of 2 pages]

       6.35% Class A Credit Card Participation Certificates, Series 1997-7 6.45% Class B Credit Card Participation Certificates, Series 1997-7
   Floating Rate Class A Credit Card Participation Certificates, Series 1997-8
     5.750% Class A Credit Card Participation Certificates, Series 1998-1 5.875% Class B Credit Card Participation Certificates, Series 1998-1
      6.05% Class A Credit Card Participation Certificates, Series 1998-2 6.20% Class B Credit Card Participation Certificates, Series 1998-2 5.80% Class A Credit Card Participation Certificates, Series 1998-3 5.95% Class B Credit Card Participation Certificates, Series 1998-3 5.85% Class A Credit Card Participation Certificates, Series 1998-6 6.00% Class B Credit Card Participation Certificates, Series 1998-6
  Floating Rate Class A Credit Card Participation Certificates, Series 1998-7 Floating Rate Class B Credit Card Participation Certificates, Series 1998-7
       5.30% Class A Credit Card Participation Certificates, Series 1998-9
      5.55% Class B Credit Card Participation Certificates, Series 1998-9
       5.50% Class A Credit Card Participation Certificates, Series 1999-1
       5.75% Class B Credit Card Participation Certificates, Series 1999-1 5.875% Class A Credit Card Participation Certificates, Series 1999-2 6.150% Class B Credit Card Participation Certificates, Series 1999-2
   Floating Rate Class A Credit Card Participation Certificates, Series 1999-3 Floating Rate Class B Credit Card Participation Certificates, Series 1999-3
       6.10% Class A Credit Card Participation Certificates, Series 1999-5 6.30% Class B Credit Card Participation Certificates, Series 1999-5 6.65% Class A Credit Card Participation Certificates, Series 1999-7
       6.90% Class B Credit Card Participation Certificates, Series 1999-7
               Credit Card Participation Certificate, Series 2000
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

Securities registered pursuant to Section 12(b) of the Act:

         NONE

Securities registered pursuant to Section 12(g) of the Act:

         Forms 8-A were filed with the Securities and Exchange Commission (the "Commission") registering each Series of the Certificates, other than the Credit Card Participation Certificate, Series 2000, pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Act").

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

Item 2. Properties.

      Pursuant to Section 3.06 of the Pooling and Servicing Agreement (the "Pooling Agreement") dated as of May 29, 1991 relating to the Citibank Credit Card Master Trust I (the "Trust") among Citibank (South Dakota), N.A. ("CBSD"), Citibank (Nevada), National Association ("CBNV", CBSD and CBNV collectively, the "Banks") and Bankers Trust Company, as trustee (the "Trustee"), KPMG LLP has performed certain procedures in connection with the Monthly Servicer's Certificates (the "Monthly Certificates") for the months of January 2000 through December 2000. The Monthly Certificates contain information relating to the receivables (the "Receivables") and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to Section 3.04(b) of the Pooling Agreement. The reports issued by KPMG LLP in connection with the servicing activities of CBSD, as servicer (in such capacity, the "Servicer"), are attached hereto as Exhibit 99.1. The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 2000 through December 2000 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 15, 2000, March 14, 2000, April 17, 2000, May 11, 2000, June 15, 2000, July 17, 2000, August 15, 2000, September 15, 2000,
October 18, 2000, November 16, 2000, December 15, 2000 and January 18, 2001, respectively. In addition, the registrant's Current Report on Form 8-K filed with the Commission on January 30, 2001 containing certain financial information as of December 31, 2000 with regard to the Trust, the Receivables and the Accounts is incorporated by reference.

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

      Each class of Certificates, other than the Credit Card Participation Certificate, Series 2000, is represented by one or more certificates registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company ("DTC"). The Credit Card Participation Certificate, Series 2000, is represented by a single certificate registered in the name of Citibank Credit Card Issuance Trust.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      (a) Each class of Certificates, other than the Credit Card Participation Certificate, Series 2000, is represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in such classes of Certificates is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the Pooling Agreement. Accordingly, Cede is the sole holder of record of such Certificates, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, NY 10041.

      The Credit Card Participation Certificate, Series 2000, is represented by a single certificate, representing 100% of the principal amount of such series of Certificates, and is registered in the name of Citibank Credit Card Issuance Trust. The name and address of the sole holder of record of such series of Certificates is

          Citibank Credit Card Issuance Trust
          c/o Citibank (South Dakota), N.A., as Managing Beneficiary 701 East 60th Street, North
          Mail Code 1251
          Sioux Falls, South Dakota 57117

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


                                     PART IV
                                     -------


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)  24.1  Powers of Attorney of Messrs. Greenfield, Kessinger and Kent
            and of Ms. Garry as Directors of Citibank (South Dakota), N.A. are incorporated by reference from Exhibit 24.1 of the registrant's Registration Statement on Form S-3 (File No. 333-52984). Powers of Attorney of Messrs. Johnson and Bender as Directors of Citibank (South Dakota), N.A. are incorporated by reference from Exhibit 24.1 of the registrant's Registration Statement on Form S-3 (File No. 333-80743).

      99.1 Reports on the activities of CBSD, as Servicer, prepared by KPMG LLP pursuant to Section 3.06 of the Pooling Agreement are attached hereto as Exhibit 99.1.

      99.2 The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 2000 through December 2000 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 15, 2000, March 14, 2000, April 17, 2000, May 11, 2000,
            June 15, 2000, July 17, 2000, August 15, 2000, September 15, 2000,
            October 18, 2000, November 16, 2000, December 15, 2000 and January 18, 2001, respectively.

      99.3 The registrant's Current Report on Form 8-K filed with the Commission on January 30, 2001 containing certain financial information as of December 31, 2000 with regard to the Trust, the Receivables and the Accounts is incorporated by reference.


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

                                  CITIBANK (SOUTH DAKOTA), N.A.,
                                  as Servicer
                                  (Registrant)


                                  By: /s/ Douglas C. Morrison
                                      ------------------------
                                          Douglas C. Morrison
                                          Vice President


Dated:  March 30, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 30, 2001 in the capacities indicated.


                               /s/ Kendall E. Stork
                               ------------------------
                               Kendall E. Stork
                               President, Chief Executive Officer and a Director (Principal Executive Officer)


                               /s/ Douglas C. Morrison
                               ------------------------
                               Douglas C. Morrison
                               Chief Financial Officer
                               (Principal Financial Officer and
                               Principal Accounting Officer)


                                          *
                               ------------------------
                               Russell R. Greenfield
                               Director


                                          *
                               ------------------------
                               Jerry W. Johnson
                               Director


                                          *
                               ------------------------
                               Donald Bender
                               Director

                                          *
                               ------------------------
                               Kevin M. Kessinger
                               Director


                                          *
                               ------------------------
                               Roger W. Kent
                               Director


                                          *
                               ------------------------
                               Julie A. Garry
                               Director


   * Douglas C. Morrison, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such person and previously filed with the Securities and Exchange Commission.


                                       By: /s/ Douglas C. Morrison
                                           ------------------------
                                               Douglas C. Morrison
                                               Attorney-in-Fact