Form 10-K
CITIBANK SOUTH DAKOTA N A; ASSOCIATES CREDIT CARD RECEIVABLES CORP
filed 2002-03-12
CIK 839947, 1103055

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report pursuant to section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 2001 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ______________ to________________


             ------------------------------------------------------
                  CITIBANK (SOUTH DAKOTA), NATIONAL ASSOCIATION
                                  On behalf of

                    ASSOCIATES CREDIT CARD MASTER NOTE TRUST
                              (Issuer of the Notes)
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


United States of America            333-94867-01               46-0358360
--------------------------------------------------------------------------------
(State or other juris-              (Commission             (I.R.S. Employer
diction of incorporation            file number)            Identification No.)
or organization)



701 East 60th Street, North, Sioux Falls, South Dakota             57117
------------------------------------------------------           ---------
     (Address of principal executive offices)                    (Zip Code


                (605) 331-2626
--------------------------------------------------
Registrant's telephone number, including area code

        Securities registered pursuant to Section 12 (b) of the Act: None

        Securities registered pursuant to Section 12 (g) of the Act: None


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X *         No
     ---            ---

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

-------------------------------
* The Registrant has prepared its Form 10-K in reliance on and in accordance with the terms of various no action letters issued by the SEC in respect of other trusts that are substantially similar to Associates Credit Card Master Note Trust. Items marked as "omitted" have been so omitted as a result of such reliance.

PART I

Item 1.  BUSINESS

         Associates Credit Card Master Note Trust (the "Trust") was formed pursuant to a Trust Agreement, dated as of April 1, 2000, by and between Associates Credit Card Receivables Corp. (the "Transferor") and Wilmington Trust Company, as Owner Trustee (the "Owner Trustee"). The Trust is a master trust and has issued, and may in the future issue, asset backed notes in series, which may consist of one or more classes issued at the same or different times. The notes of each series will be issued pursuant to an indenture supplement to an Amended and Restated Master Indenture, dated as of April 1, 2000 (the "Master Indenture"), by and between the Trust and The Bank of New York, as Indenture Trustee (the "Indenture Trustee"). Citibank (South Dakota), National Association (the "Servicer") services the receivables and acts as the Trust's administrator.

         The Trust has issued Asset Backed Notes, Series 2000-98-1, Series 2000-98-2, Series 2000-99-1, Series 2000-99-2, Series 2000-99-3 and
         Series 2000-99-4 (the "Conduit Notes") and Series 2000-1 and
         Series 2000-2 (the "Public Notes" and, together with the Conduit Notes, the "Notes").

         The monthly Servicer's certificates (the "Monthly Certificates") contain information relating to the credit card receivables and the MasterCard and Visa revolving credit card accounts from which the receivables arise and are prepared by the Servicer. The Monthly Certificates containing information relating to the receivables and the accounts for the Monthly Periods ending in December 2001 are incorporated by reference from the Registrant's Current Reports on Form 8-K filed with the Commission.

Item 2.  PROPERTIES

         Omitted.

Item 3.  LEGAL PROCEEDINGS

         The Registrant knows of no material pending legal proceedings with respect to the Trust or the Servicer, other than routine proceedings incidental to the business of the Servicer.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of noteholders during the fiscal year covered by this report.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         To the knowledge of the Registrant, there is no established public trading market for the Notes.

         Each class of Conduit Notes is represented by one or more definitive notes registered in the name of the purchasers of, or agents for the purchasers of, that class of Conduit Notes. Each class of Public Notes is represented by one or more notes registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company ("DTC").

Item 6.  SELECTED FINANCIAL DATA

         Omitted.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Omitted.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Omitted.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Omitted.


PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Omitted.

Item 11. EXECUTIVE COMPENSATION

         Omitted.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Each class of Public Notes is represented by one or more definitive notes registered in the name of Cede, the nominee of DTC, and an investor holding a Public Note issued by the Trust is not entitled to receive a definitive note representing such Public Note except in limited circumstances set forth in the Master Indenture. Accordingly, Cede is the sole holder of record of the Senior Notes, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system. Such direct participants may hold Senior Notes for their own account or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, NY 10041. (b) Omitted.
         (c) Omitted.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Omitted.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         (a) The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit Number                          Description
--------------                          -----------

99.1                                    Annual Servicer's Certificate

99.2                                    Compliance Certificate pursuant to
                                        Section 3.09 of the Master Indenture

        (b)  The following Current Reports on Form 8-K were filed during 2001:
                (i) Current Report on Form 8-K, filed on February 21, 2002, reporting Item 5, providing the Monthly Servicer Certificate for the Month of December 2001.
                (ii) Current Report on Form 8-K, filed on December 18, 2001, reporting Item 5, providing the Monthly Servicer Certificate for the Month of November 2001.
                (iii) Current Report on Form 8-K, filed on November 16, 2001, reporting Item 5, providing the Monthly Servicer Certificate for the Month of October 2001.
                (iv) Current Report on Form 8-K, filed on October 17, 2001, reporting Item 5, providing the Monthly Servicer Certificate for the Month of September 2001.
                (v) Current Report on Form 8-K, filed on September 21, 2001, reporting Item 5, providing the Monthly Servicer Certificate for the Month of August 2001.

                (vi) Current Report on Form 8-K, filed on August 20, 2001, reporting Item 5, providing the Monthly Servicer Certificate for the Month of July 2001.
                (vii) Current Report on Form 8-K, filed on July 19, 2001, reporting Item 5, providing the Monthly Servicer Certificate for the Month of June 2001.
                (viii) Current Report on Form 8-K, filed on June 26, 2001, reporting Item 5, providing the Monthly Servicer Certificate for the Month of May 2001.
                (ix) Current Report on Form 8-K, filed on June 5, 2001, reporting Item 5, providing the Monthly Servicer Certificate for the Month of April 2001.
                (x) Current Report on Form 8-K, filed on April 20, 2001, reporting Item 5, providing the Monthly Servicer Certificate for the Month of March 2001.
                (xi) Current Report on Form 8-K, filed on March 21, 2001, reporting Item 5, providing the Monthly Servicer Certificate for the Month of February 2001.
                (xii) Current Report on Form 8-K, filed on February 26, 2001, reporting Item 5, providing the Monthly Servicer Certificate for the Month of January 2001.

        (c)  Omitted.

        (d)  Omitted.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CITIBANK (SOUTH DAKOTA), NATIONAL ASSOCIATION As Servicer

                                   /s/ Douglas Morrison
                                   ----------------------------------------
                                   Douglas Morrison
                                   Vice President


Dated: February 26, 2002
       -----------------

                                  EXHIBIT INDEX

Exhibit Number                    Description
--------------                    -----------


99.1                              Annual Servicer's Certificate


99.2                              Compliance Certificate pursuant to Section
                                  3.09 of the Master Indenture