Form 10-K
period 2002-12-31
CITIBANK SOUTH DAKOTA N A; ASSOCIATES CREDIT CARD RECEIVABLES CORP
filed 2003-03-27
CIK 839947, 1103055

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001 or
[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to
     ----------------------------   ------------------------


Commission file number:  333-94867-01


                 ----------------------------------------------

                  CITIBANK (SOUTH DAKOTA), NATIONAL ASSOCIATION
                                  On behalf of

                    ASSOCIATES CREDIT CARD MASTER NOTE TRUST
                              (Issuer of the Notes)

             (Exact Name of Registrant as Specified in Its Charter)

                  State or other jurisdiction of incorporation
                   or organization: United States of America

                 I.R.S. Employer Identification No.: 46-0358360

                     Address of principal executive offices:
          701 East 60th Street, North, Sioux Falls, South Dakota 57117

      Registrant's telephone number, including area code: (605) 331 - 2626

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
 Yes  X *         No
    ----            ----
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes               No  X
   ----             ----

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

         The Trust has issued Asset Backed Notes, Series 2000 - 98 - 1, Series 2000 - 98 - 2, Series 2000 - 99 - 1, Series 2000 - 99 - 2, Series 2000
         - 99 - 3 and Series 2000 - 99 - 4 (the "Conduit Notes") and Series 2000
         - 1 and Series 2000 - 2 (the "Public Notes" and, together with the Conduit Notes, the "Notes").

         The monthly Servicer's certificates (the "Monthly Certificates") contain information relating to the credit card receivables and the MasterCard and Visa revolving credit card accounts from which the receivables arise and are prepared by the Servicer. The Monthly Certificates containing information relating to the receivables and the Accounts for the Monthly Periods ending in December 2002 are incorporated by reference from the Registrant's Current Reports on Form 8-K filed with the Commission.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Omitted.

Item 14. CONTROLS AND PROCEDURES

         Omitted.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         (a) The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit Number                              Description
--------------                              -----------
99.1                                        Annual Servicer's Certificate

99.2                                        Compliance Certificate pursuant to
                                            Section 3.09 of the Master Indenture

99.3                                        Sarbanes-Oxley Certification

         (b)  The following Current Reports on Form 8-K were filed during 2002:
                  (i) Current Report on Form 8-K, filed on January 24, 2003, reporting Item 5, providing the Monthly Servicer Certificate for the Month of December 2002.
                 (ii) Current Report on Form 8-K, filed on December 23, 2002, reporting Item 5, providing the Monthly Servicer Certificate for the Month of November 2002.

                (iii) Current Report on Form 8-K, filed on November 25, 2002, reporting Item 5, providing the Monthly Servicer Certificate for the Month of October 2002.
                 (iv) Current Report on Form 8-K, filed on October 25, 2002, reporting Item 5, providing the Monthly Servicer Certificate for the Month of September 2002.
                  (v) Current Report on Form 8-K, filed on September 20, 2002, reporting Item 5, providing the Monthly Servicer Certificate for the Month of August 2002.
                 (vi) Current Report on Form 8-K, filed on August 22, 2002 and then revised and filed on September 24, 2002, reporting Item 5, providing the Monthly Servicer Certificate for the Month of July 2002.
                (vii) Current Report on Form 8-K, filed on July 24, 2002, reporting Item 5, providing the Monthly Servicer Certificate for the Month of June 2002.
               (viii) Current Report on Form 8-K, filed on June 21, 2002, reporting Item 5, providing the Monthly Servicer Certificate for the Month of May 2002.
                 (ix) Current Report on Form 8-K, filed on May 20, 2002, reporting Item 5, providing the Monthly Servicer Certificate for the Month of April 2002.
                  (x) Current Report on Form 8-K, filed on April 24, 2002, reporting Item 5, providing the Monthly Servicer Certificate for the Month of March 2002.
                 (xi) Current Report on Form 8-K, filed on March 20, 2002, reporting Item 5, providing the Monthly Servicer Certificate for the Month of February 2002.
                (xii) Current Report on Form 8-K, filed on February 21, 2002, reporting Item 5, providing the Monthly Servicer Certificate for the Month of January 2002.

(c)   Omitted.

(d)   Omitted.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CITIBANK (SOUTH DAKOTA), NATIONAL ASSOCIATION
                                  As Servicer


                                        /s/ Douglas Morrison
                                        --------------------
                                            Douglas Morrison
                                            Vice President



Dated: March 27, 2003

                                  EXHIBIT INDEX

Exhibit Number                  Description
--------------                  -----------

99.1                            Annual Servicer's Certificate
99.2 Compliance Certificate pursuant to Section 3.09 of the Master Indenture
99.3                            Sarbanes-Oxley Certification