Form 10-K/A
period 2002-12-31
CITIBANK SOUTH DAKOTA N A; ASSOCIATES CREDIT CARD RECEIVABLES CORP
filed 2003-03-31
CIK 839947, 1103055

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

(Mark One)

[X] Annual Report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 or
[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to
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